Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1996-05-14
CIK 881757

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                      Commission file number 33-34348-04

               ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0303885
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                   MARCH 31,
ASSETS                                                              1996
                                                             -------------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                            $      39,354
  Accounts receivable - oil & gas sales                                 121,956
  Other current assets                                                   10,201
                                                             -------------------

Total current assets                                                    171,511
                                                             -------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,451,194
  Less  accumulated depreciation and depletion                          570,262
                                                             -------------------

Property, net                                                           880,932
                                                             -------------------

ORGANIZATIONAL COSTS
(Net of accumulated amortization of $54,161)                              4,924
                                                             -------------------

TOTAL                                                            $    1,057,367
                                                             ===================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $        85,176
   Payable to general partner                                               675
                                                             -------------------

Total current liabilities                                                85,851
                                                             -------------------

PARTNERS' CAPITAL:
   Limited partners                                                     944,089
   General partner                                                       27,427
                                                             -------------------

Total partners' capital                                                 971,516
                                                             -------------------

TOTAL                                                              $  1,057,367
                                                             ===================





See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                           THREE MONTHS ENDED
                                                ----------------------------
                                                  MARCH 31,         MARCH 31,
                                                    1996              1995
                                                -----------        ----------

REVENUES:
  Oil and gas sales                             $  234,956         $ 227,814
                                                -----------        ----------

EXPENSES:
  Depreciation, depletion and amortization          32,307            34,511
  Lease operating expenses                         128,207           143,898
  Production taxes                                  15,129            13,173
  General and administrative                        11,652            14,451
                                                -----------        ----------

Total expenses                                     187,295           206,033
                                                -----------        ----------

INCOME FROM OPERATIONS                              47,661            21,781
                                                -----------        ----------

OTHER EXPENSE:
 Interest expense                                        -               132
                                                -----------        ----------

NET INCOME                                      $   47,661         $  21,913
                                                ===========        ==========







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

(UNAUDITED)
                                                        THREE MONTHS ENDED
                                                   ----------------------------

                                                      MARCH 31,        MARCH 31,
                                                        1996              1995
                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    47,661           21,913
                                                   ------------      -----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization              32,307           34,511
Decrease in:
  Accounts receivable - oil & gas sales                (15,206)          (5,977)
Increase (decrease) in:
   Accounts payable                                      1,679          (16,506)
   Payable to general partner                           (5,169)         (12,234)
                                                   ------------      -----------

Total adjustments                                       13,611             (206)
                                                   ------------      -----------

Net cash provided by operating activities               61,272           21,707
                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                   -          (10,593)
                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  (55,498)         (52,319)
                                                   ------------      -----------

NET INCREASE (DECREASE) IN CASH                          5,774          (41,205)

CASH AT BEGINNING OF YEAR                               33,580           86,044
                                                   ------------      -----------

CASH AT END OF PERIOD                              $    39,354           44,839
                                                   ============      ===========




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $49,949, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter of 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $227,814 in 1995 to $234,956 in 1996. This represents an increase of $7,142 or 3%. Oil sales decreased by $1,618 or 1%. A 4% increase in oil production increased sales by $7,199. This increase was partially offset by a 2% decrease in average oil prices. Gas sales increased by $8,760 or 27%. A 39% increase in average gas prices increased sales by $11,564. This increase was partially offset by a 9% decrease in gas production. The increase in oil production is due to higher production from the Charlotte acquisition. The decrease in average oil sales price was primarily the result of a higher net profits payout on the Charlotte acquisition due to lower lease operating expenses incurred in 1996. The decrease in gas production was primarily due to natural production declines. The increase in average gas prices correspond with increases in the overall market for the sale of gas.

Lease operating expenses decreased from $143,898 in the first quarter of 1995 to $128,207 in the first quarter of 1996. The decrease of $15,691, or 11%, was primarily the result of lower operating expenses incurred at the Charlotte acquisition.

Depreciation and depletion expense was $31,557 in the first quarter of 1994 as compared with $29,353 in the first quarter of 1995. This represents a decrease of $2,204 or 7%. The changes in production, noted above, reduced depreciation and depletion expense by $114. A 7% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,090. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased from $14,451 in the first quarter of 1995 to $11,652 in the first quarter of 1995. This decrease of $2,799 or 19% was primarily a result of less staff time being required to manage the Company's operations, partially offset by $1,720 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. The changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                           ENEX OIL & GAS INCOME
                                                      PROGRAM V - SERIES 4, L.P.
                                                      -------------------------
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                      --------------------------
                                                                 General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                 Vice President, Secretary
                                              Treasurer and Chief Financial
                                                        Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                     Accounting Officer