Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1996-08-14
CIK 881757

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         Registrant's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                     Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                     Yes        No x

                              PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                             -------------------
                                                                                                                 (Unaudited)
CURRENT ASSETS:
  Cash ................................................   $   68,119
  Accounts receivable - oil & gas sales ...............      104,759
  Receivable from affiliated limited partnership ......       10,201
                                                          ----------

Total current assets ..................................      183,079
                                                          ----------

OIL & GAS PROPERTIES
  (Successful  efforts accounting method) - Proved mineral interests and related equipment & facilities 1,451,194
  Less  accumulated depreciation and depletion ........      592,132
                                                          ----------

Property, net .........................................      859,062
                                                          ----------

ORGANIZATIONAL COSTS
(Net of accumulated amortization of $57,116) ..........        1,969
                                                          ----------

TOTAL .................................................   $1,044,110
                                                          ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................   $   80,412
   Payable to general partner .........................        3,762
                                                          ----------

Total current liabilities .............................       84,174
                                                          ----------

PARTNERS' CAPITAL:
   Limited partners ...................................      935,373
   General partner ....................................       24,563
                                                          ----------

Total partners' capital ...............................      959,936
                                                          ----------

TOTAL .................................................   $1,044,110
                                                          ==========






See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                                    QUARTER ENDED        SIX MONTHS ENDED
                                            -------------------   ---------------------

                                            JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                              1996       1995        1996       1995
                                            --------   --------   ---------   ---------

REVENUES:
  Oil and gas sales ......................   $207,215   $223,699   $442,171   $451,513
                                             --------   --------   --------   --------

EXPENSES:
  Depreciation, depletion and amortization     24,825     35,284     57,132     69,795
  Lease operating expenses ...............    120,019    143,415    248,226    287,313
  Production taxes .......................     12,699     12,514     27,828     25,687
  General and administrative .............     10,080     15,310     21,732     29,761
                                             --------   --------   --------   --------

Total expenses ...........................    167,623    206,523    354,918    412,556
                                             --------   --------   --------   --------

INCOME FROM OPERATIONS ...................     39,592     17,176     87,253     38,957
                                             --------   --------   --------   --------

OTHER INCOME:
 Interest income .........................       --          132       --          132
                                             --------   --------   --------   --------

NET INCOME ...............................   $ 39,592   $ 17,308   $ 87,253   $ 39,089
                                             ========   ========   ========   ========





See accompanying notes to financial statements.
- ------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------

(UNAUDITED)
                                                                                               SIX MONTHS ENDED
                                                ----------------------

                                                 JUNE 30,     JUNE 30,
                                                   1996         1995
                                                ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $  87,253    $  39,089
                                                  ---------    ---------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization ....      57,132       69,795
Decrease in:
  Accounts receivable - oil & gas sales .......       1,991        4,939
Increase (decrease) in:
   Accounts payable ...........................      (3,085)      42,962
   Payable to general partner .................      (2,082)       3,786
                                                  ---------    ---------

Total adjustments .............................      53,956      121,482
                                                  ---------    ---------

Net cash provided by operating activities .....     141,209      160,571
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ....        --        (32,278)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................    (106,670)     (94,666)
                                                  ---------    ---------

NET INCREASE IN CASH ..........................      34,539       33,627

CASH AT BEGINNING OF YEAR .....................      33,580       86,044
                                                  ---------    ---------

CASH AT END OF PERIOD .........................   $  68,119    $ 119,671
                                                  =========    =========





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $38,171, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to the Second Quarter 1996

Oil and gas sales for the second quarter decreased to $207,215 in 1996 from $223,699 in 1995. This represents a decrease of $16,484 (7%). Oil sales decreased by $4,251 (2%). A 2% decrease in the average oil sales price reduced sales by $4,351. This decrease was partially offset by a slight increase in oil production. Gas sales decreased by $12,233 (65%). An 82% decrease in gas production reduced sales by $15,427. This decrease was partially offset by a 92% increase in the average gas sales price. The increase in oil production is due to higher production from the Charlotte acquisition which had the application of an improved chemicals program in 1996. The decrease in average oil sales price was primarily the result of a higher net profits payout on the Charlotte acquisition due to lower lease operating expenses incurred in 1996. The decrease in gas production was a result of lower production from the S. Midway acquisition due to the partial shut-in of production for a workover in 1996. The increase in the average gas sales price was due to relatively higher production from properties with a higher gas sales price coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $120,019 in the second quarter of 1996 from $143,415 in 1995. The decrease of $23,396 (16%) was primarily due to the changes in production, noted above, coupled with lower operating expenses incurred at the Charlotte acquisition.

Depreciation and depletion expense decreased to $21,870 in the second quarter of 1996 from $32,329 in the second quarter of 1995. This represents a decrease of $10,459 (32%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $9,244. A 5% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,215. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $10,080 in the second quarter of 1996 from $15,310 in 1995. This decrease of $5,230 is due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to the First Six Months in  1996
- ------------------------------------------------------------------

Oil and gas sales for the first six months decreased to $442,171 in 1996 from $451,513 in 1995. This represents a decrease of $9,342 (2%). Oil sales decreased by $5,869 (1%). A 3% decrease in the average oil sales price reduced sales by $13,442. This decrease was partially offset by a 2% increase in oil production. Gas sales decreased by $3,473 (7%). A 46% decrease in gas production reduced sales by $23,865. This decrease was partially offset by a 74% increase in the average gas sales price. The increase in oil production is due to higher production from the Charlotte acquisition which had the application of an improved chemicals program in 1996. The decrease in average oil sales price was primarily the result of a higher net profits payout on the Charlotte acquisition due to lower lease operating expenses incurred in 1996. The decrease in gas production was a result of lower production from the S. Midway acquisition due to the partial shut-in of production for a workover in 1996. The increase in the average gas sales price was due to relatively higher production from properties with a higher gas sales price coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $248,226 in the first six months of 1996 from $287,313 in 1995. The decrease of $39,087 or (14%) was primarily due to the changes in production, noted above, coupled with lower operating expenses incurred at the Charlotte acquisition.

Depreciation and depletion expense decreased to $51,223 in the first six months of 1996 from $63,886 in the first six months of 1995. This represents a decrease of $12,663 (20%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $9,270. A 6% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,393. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $21,732 in the first six months of 1996 from $29,761 in 1995. This decrease of $8,189 is primarily a result of less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                                    SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX OIL & GAS INCOME
                                         PROGRAM V - SERIES 4, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 13, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer