Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1996-11-07
CIK 881757

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
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
                                                          ----------

OIL & GAS PROPERTIES
  (Successful  efforts accounting method) - Proved mineral interests and related equipment & facilities 1,451,194
  Less  accumulated depreciation and depletion ........      592,132
                                                          ----------

Property, net .........................................      859,062
                                                          ----------

ORGANIZATIONAL COSTS
(Net of accumulated amortization of $57,116) ..........        1,969
                                                          ----------

TOTAL .................................................   $1,044,110
                                                          ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................   $   80,412
   Payable to general partner .........................        3,762
                                                          ----------

Total current liabilities .............................       84,174
                                                          ----------

PARTNERS' CAPITAL:
   Limited partners ...................................      935,373
   General partner ....................................       24,563
                                                          ----------

Total partners' capital ...............................      959,936
                                                          ----------

TOTAL .................................................   $1,044,110
                                                          ==========


Number of $500 Limited Partner units outstanding               2,954







See accompanying notes to financial statements.
---------------------------------------------------------------------------
due to relatively higher production from properties with a higher gas sales price coupled with higher prices in the overall market for the sale of gas.

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

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                             ENEX OIL & GAS INCOME
                                         PROGRAM V - SERIES 4, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer





November 7, 1996                         By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer