Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1996-11-14
CIK 881757

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


          [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                             -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                       $     105,664
  Accounts receivable - oil & gas sales                            124,698
  Receivable from affiliated limited partnership                    10,201
                                                             --------------

Total current assets                                               240,563
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,451,194
  Less  accumulated depreciation and depletion                     624,982
                                                             --------------

Property, net                                                      826,212
                                                             --------------




TOTAL                                                        $   1,066,775
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      97,192
   Payable to general partner                                        4,096
                                                             --------------

Total current liabilities                                          101,288
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                936,885
   General partner                                                  28,602
                                                             --------------

Total partners' capital                                            965,487
                                                             --------------

TOTAL                                                        $   1,066,775
                                                             ==============

Number of $500 Limited Partner units outstanding                     2,954




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                                         QUARTER ENDED                         NINE MONTHS ENDED
                                              -------------------------------------    ----------------------------------------

                                               September 30,        September 30,        September 30,         September 30,
                                                   1996                  1995                 1996                  1995
                                              ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                             $     270,101     $        209,288     $        712,272    $          660,801
                                              ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization             34,819               30,142               91,951                 99,937
  Lease operating expenses                            156,503              128,345              404,729                415,658
  Production taxes                                     16,677               13,142               44,505                 38,829
  General and administrative                            9,281                7,413               31,013                 37,174
                                              ----------------    -----------------    -----------------    -------------------

Total expenses                                        217,280              179,042              572,198                591,598
                                              ----------------    -----------------    -----------------    -------------------

INCOME FROM OPERATIONS                                 52,821               30,246              140,074                 69,203
                                              ----------------    -----------------    -----------------    -------------------

OTHER INCOME:
 Interest income                                            -                    -                    -                    132
                                              ----------------    -----------------    -----------------    -------------------

NET INCOME                                     $       52,821     $         30,246     $        140,074    $           69,335
                                              ================    =================    =================    ===================




See accompanying notes to financial statements.
--------------------------------------------------------------
                                       I-2

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                         ------------------------------------------

                                                          September 30,            September 30,
                                                               1996                    1995
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $          140,074                   69,335
                                                       -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                         91,951                   99,937
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (17,948)                  (1,770)
Increase (decrease) in:
   Accounts payable                                                13,695                   36,838
   Payable to general partner                                      (1,748)                 (10,632)
                                                       -------------------      -------------------

Total adjustments                                                  85,950                  124,373
                                                       -------------------      -------------------

Net cash provided by operating activities                         226,024                  193,708
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                              -                  (24,250)
                                                         -----------------       ------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (153,940)                (160,359)
                                                       -------------------      -------------------

NET INCREASE IN CASH                                               72,084                    9,099

CASH AT BEGINNING OF YEAR                                          33,580                   86,044
                                                       -------------------      -------------------

CASH AT END OF PERIOD                                  $          105,664                   95,143
                                                       ===================      ===================



See accompanying notes to financial statements.
--------------------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $38,368, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to the Third Quarter 1996

Oil and gas sales for the third quarter increased to $270,101 in 1996 from $209,288 in 1995. This represents an increase of $60,813 (29%). Oil sales increased by $24,907 (14%). A 33% increase in the average oil sales price increased sales by $51,036. This increase was partially offset by a 15% decrease in oil production. Gas sales increased by $35,906 (125%). A 212% increase in gas production increased sales by $60,700. This increase partially was offset by a 28% decrease in the average gas sales price. The decrease in oil production is due to natural production declines. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was a result of higher production from the S. Midway acquisition due to the partial shut-in of production for a workover in 1995. The decrease in the average gas sales price was due to higher production from the S.Midway acquisition which has a relatively lower gas price.

Lease operating expenses increased to $156,503 in the third quarter of 1996 from $128,345 in 1995. The increase of $28,158 (22%) was primarily due to the changes in production, noted above, coupled with higher operating expenses incurred at the Charlotte acquisition.

Depreciation and depletion expense in increased to $32,850 in the third quarter of 1996 from $27,188 in the third quarter of 1995. This represents an increase of $5,662 (21%). The changes in production, noted above, caused depreciation and depletion expense to increase by $7,189. A 4% decrease in the depletion rate offset depreciation and depletion expense by $1,527. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $9,281 in the third quarter of 1996 from $7,413 in 1995. This increase of $1,868 (25%) is due to more staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to the First Nine Months in  1996
--------------------------------------------------------------------

Oil and gas sales for the first nine months increased to $712,272 in 1996 from $660,801 in 1995. This represents an increase of $51,471 (8%). Oil sales increased by $19,038 (3%). A 7% increase in the average oil sales price increased sales by $41,431. This increase was partially offset by a 4% increase in oil production. Gas sales increased by $32,433 (40%). A 2% increase in gas production increased sales by $1,910. A 38% increase in the average sales price increased sales by an additional $30,523. The decrease in oil production is due to natural production declines. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was a result of higher production from the S. Midway acquisition due to the successful completion of a workover in 1996. The increase in the average gas sales price was due to relatively higher production from properties with a higher gas sales price coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $404,729 in the first nine months of 1996 from $415,658 in 1995. The decrease of $10,929 or (3%) was primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $84,073 in the first nine months of 1996 from $91,074 in the first nine months of 1995. This represents a decrease of $7,001 (8%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $1,863. A 6% decrease in the depletion rate reduced depreciation and depletion expense by an additional $5,138. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $31,013 in the first nine months of 1996 from $37,174 in 1995. This decrease of $6,161 (17%) is primarily a result of less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                      ENEX OIL & GAS INCOME
                                                  PROGRAM V - SERIES 4, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




November 13, 1996                                 By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer