Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1997-02-03
CIK 881757

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------

                                                          1995                      1994
                                                   ------------------        ------------------

REVENUES:
  Oil and gas sales                                $         897,673         $         960,840
                                                   ------------------        ------------------

EXPENSES:
  Depreciation, depletion and amortization                   125,697                   132,793
  Lease operating expenses                                   572,672                   608,556
  Production taxes                                            49,614                    54,109
  General and administrative:
    Allocated from general partner                            55,674                    42,622
    Direct expense                                               456                     5,736
                                                   ------------------        ------------------

Total expenses                                               804,113                   843,816
                                                   ------------------        ------------------

INCOME FROM OPERATIONS                                        93,560                   117,024
                                                   ------------------        ------------------

OTHER INCOME (EXPENSE):
  Interest income (expense)                                      132                      (973)
                                                   ------------------        ------------------

NET INCOME                                         $          93,692         $         116,051
                                                   ==================        ==================

See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                      II-5

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                    TOTAL               PARTNER              PARTNERS             STANDING
                              -----------------    -----------------    -----------------    -------------

BALANCE, JANUARY 1, 1994         $   1,111,748        $      12,372     $      1,099,376     $        372

CASH DISTRIBUTIONS                    (138,037)             (13,804)            (124,233)             (42)

NET INCOME                             116,051               24,884               91,167               31
                               ----------------    -----------------      ---------------      -----------

BALANCE, DECEMBER 31, 1994           1,089,762               23,452            1,066,310              361

CASH DISTRIBUTIONS                    (204,101)             (20,410)            (183,691)             (62)

NET INCOME                              93,692               21,939               71,753               24
                               ----------------     ----------------      ---------------      -----------

BALANCE, DECEMBER 31, 1995       $     979,353       $       24,981     $        954,372 (1) $        323
                              =================    =================    =================    =============


(1)  Includes 260 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 4, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                               1995                    1994
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $           93,692          $       116,051
                                                       -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        125,697                  132,793
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            (5,313)                 (64,124)
  Receivable from affiliated limited partnership                        -                   17,044
  Other current assets                                             (7,289)                 132,054
Increase (decrease) in:
   Accounts payable                                               (15,462)                  48,898
   Payable to general partner                                      (6,390)                   7,675
                                                       -------------------      -------------------

Total adjustments                                                  91,243                  274,340
                                                       -------------------      -------------------

Net cash provided by operating activities                         184,935                  390,391
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                        (33,298)                (104,696)
                                                       -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to General Partner                         -                  (89,558)
   Cash distributions                                            (204,101)                (138,037)
                                                       -------------------      -------------------

Net cash used by investing activities                            (204,101)                (227,595)
                                                       -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                   (52,464)                  58,100

CASH AT BEGINNING OF YEAR                                          86,044                   27,944
                                                       -------------------      -------------------

CASH AT END OF YEAR                                    $           33,580         $         86,044
                                                       ===================      ===================

Cash paid for interest during the year                 $                -         $            973
                                                       ===================      ===================



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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to              Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Net income as reflected in the
     accompanying finanical statements         $          93,692    $          21,939     $       71,753            $          24
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                  (9,081)                (908)            (8,173)                      (3)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (37,750)                   -            (37,750)                     (13)
                                               ------------------   ------------------  -----------------    ---------------------

Net income for federal
   income tax purposes                         $          46,861    $          21,031       $     25,830            $           8
                                               ==================   ==================  =================    =====================

Net income for income tax purposes is a summation of ordinary income, portfolio income, cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to              Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Partners' capital as reflected in the
     accompanying financial statements         $         979,353    $          24,981            954,372                      323
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (83,932)              (8,393)           (75,539)                     (26)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                       (179,850)                   -           (179,850)                     (61)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 140,849                    -            140,849                       48
                                               ------------------   ------------------  -----------------    ---------------------

Partners' capital for federal
     income tax purposes                       $         856,420    $          16,588            839,832                      284
                                               ==================   ==================  =================    =====================

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

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels (BBLS) and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potentail 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                     Per $500                                  Per $500
                                                                     Limited              Natural              Limited
                                                  Oil              Partner Unit             Gas              Partner Unit
                                                 (BBLS)            Outstanding             (MCF)             Outstanding
                                            -----------------    -----------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                                      183,660                   56              412,482                  126

    Revisions of previous estimates                   55,212                   17              153,695                   47
    Production                                       (27,533)                  (8)             (65,918)                 (21)
                                            -----------------    -----------------    -----------------    -----------------

December 31, 1994                                    211,339                   65              500,259                  152

    Revisions of previous estimates                      976                    -              227,059                   69
    Production                                       (25,492)                  (8)             (72,377)                 (21)
                                            -----------------    -----------------    -----------------    -----------------

December 31, 1995                                    186,823                   57              654,941                  200
                                            =================    =================    =================    =================


PROVED DEVELOPED RESERVES

January 1, 1994                                      183,660                   56              412,482                  126
                                            =================    =================    =================    =================

December 31, 1994                                    211,339                   65              500,259                  152
                                            =================    =================    =================    =================

December 31, 1995                                    186,823                   57              654,941                  200
                                            =================    =================    =================    =================

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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director