Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 4 LP
filed 1997-05-15
CIK 881757

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                            ----------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                        $     149,974
  Accounts receivable - oil & gas sales                             123,399
  Other current assets                                               13,604
                                                            ----------------

Total current assets                                                286,977
                                                            ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,450,972
  Less  accumulated depreciation and depletion                      662,090
                                                            ----------------

Property, net                                                       788,882
                                                            ----------------


TOTAL                                                             1,075,859
                                                            ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                 125,942
   Payable to general partner                                         7,034
                                                            ----------------

Total current liabilities                                           132,976
                                                            ----------------

PARTNERS' CAPITAL:
   Limited partners                                                 926,144
   General partner                                                   16,739
                                                            ----------------

Total partners' capital                                             942,883
                                                            ----------------

TOTAL                                                          $  1,075,859
                                                            ================


Number of $500 Limited Partner units outstanding                      2,954




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                          THREE MONTHS ENDED
                                                -----------------------------

                                                 MARCH 31,          MARCH 31,
                                                   1997               1996
                                              ------------        -----------

REVENUES:
  Oil and gas sales                           $   244,911         $  234,956
                                              ------------        -----------

EXPENSES:
  Depreciation, depletion and amortization         22,595             32,307
  Lease operating expenses                        133,349            128,207
  Production taxes                                 15,491             15,129
  General and administrative                       10,007             11,652
                                              ------------        -----------

Total expenses                                    181,442            187,295
                                              ------------        -----------

INCOME FROM OPERATIONS                             63,469             47,661
                                              ------------        -----------

OTHER INCOME:
 Other income                                       1,000                  -
                                              ------------        -----------

NET INCOME                                    $    64,469         $   47,661
                                              ============        ===========




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 4, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                        PER $500
                                                                        LIMITED
                                                                         PARTNER
                                           GENERAL        LIMITED       UNIT OUT-
                              TOTAL        PARTNER        PARTNERS       STANDING
                           -----------  ------------    -----------    -----------

BALANCE, JANUARY 1, 1996    $ 979,353    $   24,981     $  954,372     $      323

CASH DISTRIBUTIONS           (224,444)      (32,399)      (192,045)           (65)

NET INCOME                    215,720        32,218        183,502             62
                           -----------  ------------      ---------     ----------

BALANCE, DECEMBER 31, 1996    970,629        24,800        945,829            320

CASH DISTRIBUTIONS            (92,215)      (16,767)       (75,448)           (25)

NET INCOME                     64,469         8,706         55,763             19
                           -----------  ------------    -----------    -----------

BALANCE, MARCH 31, 1997     $ 942,883     $  16,739     $  926,144 (1) $      314
                           ===========  ============    ===========    ===========


(1)  Includes 366 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                        -----------------------------

                                                         MARCH 31,          MARCH 31,
                                                             1997              1996
                                                      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $    64,469        $    47,661
                                                      ------------      -------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                 22,595             32,307
(Increase) decrease in:
  Accounts receivable - oil & gas sales                   103,276            (15,206)
Increase (decrease) in:
   Accounts payable                                        22,278              1,679
   Payable to general partner                               2,862             (5,169)
                                                      ------------      -------------

Total adjustments                                         151,011             13,611
                                                      ------------      -------------

Net cash provided by operating activities                 215,480             61,272
                                                      ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits - development costs                      222                  -
                                                        ----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                     (92,215)           (55,498)
                                                      ------------      -------------

NET INCREASE IN CASH                                      123,487              5,774

CASH AT BEGINNING OF YEAR                                  26,487             33,580
                                                      ------------      -------------

CASH AT END OF PERIOD                                 $   149,974        $    39,354
                                                      ============      =============


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

2. A cash distribution was made to the limited partners of the Company in the amount of $75,448, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

First Quarter of 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $234,956 in 1996 to $244,911 in 1997. This represents an increase of $9,955 or 4%. Oil sales increased by $6,680 or 3%. A 22% increase in average oil sales prices increased sales by $35,514. This increase was partially offset by a 15% decrease in oil production. Gas sales increased by $3,275 or 8%. A 22% increase in average gas prices increased sales by $7,985. This increase was partially offset by an 11% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The increases in average oil and gas prices correspond with increases in the overall market for the sale of oil and gas.

Lease operating expenses increased from $128,207 in the first quarter of 1996 to $133,349 in the first quarter of 1997. The increase of $5,142 or 4%, was primarily the result of higher operating expenses incurred at the Charlotte acquisition in 1997.

Depreciation and depletion expense was $29,353 in the first quarter of 1996 as compared with $22,595 in the first quarter of 1997. This represents a decrease of $6,758 or 23%. The changes in production, noted above, reduced depreciation and depletion expense by $4,060. An 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,698. The decrease in the depletion rate was primarily a result of an upward revision of the oil reserves during December 1996, partially offset by a downward revision of the gas reserves during December 1996.

General and administrative expenses decreased from $11,652 in the first quarter of 1996 to $10,007 in the first quarter of 1997. This decrease of $1,645 or 14% was primarily a result of less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity

                           PART II. OTHER INFORMATION

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM V - SERIES 4, L.P.
                                                  -------------------------
                                                    (Registrant)



                                               By: ENEX RESOURCES CORPORATION
                                                  --------------------------
                                                          General Partner



                                               By: /s/ R. E. Densford
                                                      ------------------
                                                       R. E. Densford
                                              Vice President, Secretary
                                              Treasurer and Chief Financial
                                                        Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                       Accounting Officer